Form 10QSB
period 2002-12-31
TUTTLE INDUSTRIES CORP
filed 2003-03-13
CIK 1182665

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2002

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ________

                     Commission file number:        000-50110
                                               -------------------

                                TUTTLE INDUSTRIES CORP.
           ---------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter

                   Delaware                          11-3649089
       --------------------------------   --------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification
        incorporation or organization                  Number)


               213 D Thompson Street, East Haven, Connecticut 06512
               ---------------------------------------------------------
                      (Address of principal executive offices)

                                    (203) 469-6112
                  -------------------------------------------------
                             (Issuer's telephone number)

                                        None
                  -------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [ X ]    NO [  ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 2003: 5,000,000 shares of common stock, $.0001 par value.

  Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]







                                 TABLE OF CONTENTS



                                                                           PAGE
                                                                          ------
  PART  I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements .......................................      2
  Item 2.   Management's Discussion and Analysis or Plan of
            Operation...................................................      7

  PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings ..........................................      8
  Item 2.   Changes in Securities ......................................      8
  Item 3.   Defaults Upon Senior Securities ............................      8
  Item 4.   Submission of Matters to a Vote of Security Holders ........      8
  Item 5.   Other Information ..........................................      8
  Item 6.   Exhibits and Reports on Form 8-K ...........................      8

  Signature





                         PART I  -  FINANCIAL INFORMATION


 ITEM 1.    Financial Statements


                            TUTTLE INDUSTRIES CORP.
                         (A Development Stage Company)

                              BALANCE SHEET
                         As of December 31, 2002


                                 ASSETS

CURRENT ASSETS .................................................     $     0

OTHER ASSETS ...................................................           0
                                                                     --------
TOTAL ASSETS ...................................................     $     0
                                                                     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES ............................................     $     0
                                                                     --------
TOTAL LIABILITIES ..............................................           0
                                                                     --------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding ..........         500

  Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding ................           0


  Additional paid-in capital....................................       3,700

Deficit accumulated during development stage ...................     (4,200)
                                                                    ---------
   TOTAL STOCKHOLDERS' EQUITY ..................................          0
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................     $    0
                                                                    =========



  The accompanying notes are an integral part of these financial statements







                            TUTTLE INDUSTRIES CORP.
                         (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                  For the Three Months Ended December 31, 2002



INCOME..........................................................    $      0
                                                                    ---------
OPERATING EXPENSES
   General and Administrative Expenses .........................         200
                                                                    ---------
     TOTAL OPERATING EXPENSES ..................................         200
                                                                    ---------

INCOME (LOSS) BEFORE TAX PROVISION..............................       (200)
                                                                    ---------

PROVISION FOR INCOME TAXES......................................           0

NET LOSS........................................................   $     200
                                                                   ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......... ...........    5,000,000
                                                                    =========

NET LOSS OER COMMON SHARE.......................................    $  .00004
                                                                    =========





   The accompanying notes are an integral part of these financial statements







                               TUTTLE INDUSTRIES CORP.
                            (A Development Stage Company)


                               STATEMENT OF CASH FLOWS

                      For the Three Months Ended December 31, 2002


Cash Flows from Operating Activities:
  Net Loss ......................................................  $   (200)
  Adjustment to reconcile net loss to
   Net cash used in operational activities.......................          0
                                                                   ---------
  Net cash used in operating activities .........................          0
                                                                   ---------

Cash Flows from Investing Activities ............................          0
                                                                   ---------
Cash Flows from Financing Activities:
  Additional paid-in capital.....................................        200
                                                                   ----------
  Net cash provided by financing activities......................        200


Net Increase (Decrease)..........................................   $      0
                                                                    --------

Cash, Beginning of period .......................................   $      0
                                                                   ==========
Cash, End of period .............................................   $      0
                                                                   ==========



  The accompanying notes are an integral part of these financial statements





                           TUTTLE INDUSTRIES CORP.
                      (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              DECEMBER 31, 2002

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At October 31, 2002, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

The year-end of the Company is June 30 for both book and tax purposes.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended December 31, 2002 are not necessarily indicative of the results for any future period.

C.  Going Concern Consideration

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. The Company is in the development stage and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

2. SHAREHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of October 31, 2002, no preferred stock has been issued.

B. Common Stock and Additional Paid-In Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. On August 23, 2002, the Company issued 5,000,000 shares of its common stock to the founder of the Company pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate of $500 in services. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as additional paid-in capital.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

3.    RELATED PARTY TRANSACTIONS

Since inception the Company has not paid any compensation to any officers or directors of the Company.

The Company neither owns nor leases any real property. The Company currently uses the offices of its sole officer, director and the sole shareholder of the Company as its mailing address, for which the Company pays no rent, and for which the president of the Company has agreed to continue this arrangement until the Company completes a business combination.

The Company's sole officer and director is also the sole shareholder of the Company.

All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to additional paid-in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company was incorporated under the laws of the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. Since inception the Company has conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement on Form 10-SB with the Securities and Exchange Commission.

For the three months ended December 31, 2002, the Company had no revenue, and it had experienced cumulative net losses of $4,200. The Company has no full time employees and owns no real estate or personal property.

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Liquidity and Capital Resources

The Company is a development stage company with no assets, and since its inception, has experienced operating losses of $4,200.

The Company will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. Because the Company has no capital with which to pay these anticipated expenses, Helen Pan, the sole shareholder of the Company, has agreed that she will, on behalf of the Company, pay all expenses of the Company as they may be incurred with her personal funds until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses.



                      PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

         Exhibit No.             Description
         ----------   -------------------------------------------------
            3.1       Certificate of Incorporation
            3.2       Bylaws
            4.1       Specimen Stock Certificate

        *    Previously filed on Form 10-SB dated November 27, 2002.

        (b) Reports on Form 8-K

            No reports on Form 8-K were required to be filed for the period covered by this Form 10-QSB.



                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Tuttle Industries Corp.


By:  /s/ Helen Pan
---------------------------------
Helen Pan, President and Director

Date:  March 12, 2003




                               CERTIFICATIONS

    I, Helen Pan, President of Tuttle Industries Corp, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Tuttle Industries Corp.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


 /s/ Helen Pan
---------------------
 Helen Pan, President