Form 10QSB
period 2003-03-31
TUTTLE INDUSTRIES CORP
filed 2003-05-06
CIK 1182665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

 ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _________ to __________

                   Commission file number:             000-50110
                                          -------------------------------

                               TUTTLE INDUSTRIES CORP.
       ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

                Delaware                            11-3649089
  ----------------------------------    -----------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization

                213 D Thompson Street, East Haven, Connecticut 06512
                ----------------------------------------------------
                        (Address of principal executive offices)

                                  (203) 469-6112
                -----------------------------------------------------
                           (Issuer's telephone number)

                                        None
         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity as of May 3, 2003: 5,000,000 shares of common stock, $.0001 par value.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]




                               TABLE OF CONTENTS



                        PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................  3

     Balance Sheet as of March 31, 2003 (unaudited).....................  3

     Statement of Operations for the Three Months
       Ended March 31, 2003 (unaudited).................................  4

     Statement of Cash Flows for the Three Months
       Ended March 31, 2003 (Unaudited).................................  5

     Notes to Financial Statements (Unaudited)..........................  6

Item 2.   Management's Discussion and Analysis or Plan of Operation.....  7


                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  9
Item 2.   Changes in Securities.........................................  9
Item 3.   Defaults Upon Senior Securities...............................  9
Item 4.   Submission of Matters to a Vote of Security Holders...........  9
Item 5.   Other Information.............................................  9
Item 6.   Exhibits and Reports on Form 8-K..............................  9

Signature

Certification




                           PART I.   FINANCIAL INFORMATION


ITEM 1.    Financial Statements


                               TUTTLE INDUSTRIES CORP.
                             (A Development Stage Company)

                                   BALANCE SHEET
                              As of March 31, 2003


                                     ASSETS

CURRENT ASSETS................................................   $     0

OTHER ASSETS .................................................         0
                                                                 --------
TOTAL ASSETS .................................................    $    0
                                                                 ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES...........................................   $    0
                                                                 -------
TOTAL LIABILITIES ............................................        0
                                                                 -------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding.........      500

  Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding...............        0

  Additional paid-in capital..................................    4,000

Deficit accumulated during development stage..................  (4,500)
                                                               --------
 TOTAL STOCKHOLDERS' EQUITY...................................        0
                                                               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................   $    0
                                                               ========


The accompanying notes are an integral part of these financial statements.




                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2003



INCOME...................................................   $    0
                                                           -------
OPERATING EXPENSES
  General and Administrative Expenses....................      300
                                                           -------
   TOTAL OPERATING EXPENSES..............................      300
                                                           -------

INCOME (LOSS) BEFORE TAX PROVISION.......................    (300)
                                                           -------

PROVISION FOR INCOME TAXES...............................        0

NET LOSS.................................................   $  300
                                                           =======


Weighted Average Common Shares Outstanding...........    5,000,000
                                                         =========

Net Loss Per Common Share............................    $  .00006
                                                         =========



The accompanying notes are an integral part of these financial statements.






                                 TUTTLE INDUSTRIES CORP.
                              (A Development Stage Company)


                                 STATEMENT OF CASH FLOWS

                      For the Three Months Ended March 31, 2003


Cash Flows from Operating Activities:
 Net Loss ......................................................  $   (300)
 Adjustment to reconcile net loss to
  Net cash used in operational activities.....................           0
                                                                  ---------
Net cash used in operating activities ........................           0

Cash Flows from Investing Activities ..........................          0
                                                                  ---------
Cash Flows from Financing Activities:
 Additional paid-in capital....................................        300
                                                                  ---------
 Net cash provided by financing activities.....................        300


Net Increase (Decrease)........................................    $     0
                                                                  ---------

Cash, Beginning of period .....................................    $     0
                                                                  =========
Cash, End of period ...........................................    $     0
                                                                  =========



The accompanying notes are an integral part of these financial statements.






                              TUTTLE INDUSTRIES CORP.
                        (A DEVELOPMENT STAGE CORPORATION)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2002

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization

    Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. As of March 31, 2003, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and the filings of periodic reports with the U.S. Securities and Exchange Commission.

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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results for any future period.

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

2.  SHAREHOLDERS' EQUITY

 A. Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2003, no preferred stock has been issued.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

    The Company was incorporated under the laws of the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. Since inception the Company has conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement on Form 10-SB and the filings of periodic reports with the Securities and Exchange Commission.

    For the three months ended March 31, 2003, the Company had no revenue, and it had net losses of $300. The Company has no full time employees and owns no real estate or personal property.

    The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisitions in mind and has not entered into any agreement with any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

    The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Liquidity and Capital Resources

    The Company is a development stage company with no assets, and since inception the Company has experienced operating losses of $4,500.

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

Evaluation of Disclosure Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our president, based on her evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

    (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.


                      PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         N/A.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         N/A.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         N/A.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A.

ITEM 5.  OTHER INFORMATION

         N/A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         Exhibit No.             Description
         ----------   --------------------------------------------
            3.1*       Certificate of Incorporation
            3.2*       Bylaws
            4.1*       Specimen Stock Certificate

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


Tuttle Industries Corp.


By:  /s/ Helen Pan
--------------------------------
Helen Pan, President and Director

Date:  May 3, 2003




                                    CERTIFICATIONS

  I, Helen Pan, certify that:

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


Date: May 3, 2003


 /s/ Helen Pan
---------------------
 Helen Pan, President




	11