Form 10KSB
period 2003-06-30
TUTTLE INDUSTRIES CORP
filed 2003-09-16
CIK 1182665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2003

       [ ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-49684

                             TUTTLE INDUSTRIES CORP.
          ------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                Delaware                             11-3649089
   ---------------------------------  -------------------------------------
     (State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation or organization)

     213 D Thompson Street, East Haven, Connecticut           06512
   -------------------------------------------------  ---------------------
      Address of principal executive offices                 Zip Code

                   Issuer's telephone number:  (203) 469-6112
              --------------------------------------------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                       Common Stock, $.0001 Par Value
         --------------------------------------------------------------
                                (Title of Class)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-KSB.   [ ]

   State issuer's revenues for its most recent fiscal year:   $ 0.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

   State the number of shares outstanding of each of the issuer's classes of common equity: As of September 8, 2003: 5,000,000 shares of common stock, par value $.0001 per share, were outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]









                               TABLE OF CONTENTS



PART I

ITEM 1.   Description of Business........................................     4
ITEM 2.   Description of Properties......................................     5
ITEM 3.   Legal Proceedings..............................................     6
ITEM 4.   Submission of Matters to a Vote of Security Holders............     6

PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters.......     6
ITEM 6.   Management's Discussion and Analysis or Plan of Operation......     7
ITEM 7.   Financial Statements...........................................    15
ITEM 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    25
ITEM 8A.  Controls and Procedures........................................    25

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act..............    25
ITEM 10. Executive Compensation..........................................    27
ITEM 11. Security Ownership of Certain Beneficial Owners and Management..    27
ITEM 12. Certain Relationships and Related Transactions..................    27
ITEM 13. Exhibits and Reports on Form 8-K................................    28
ITEM 14. Principal Accounting Fees And Services..........................    29

SIGNATURES






                                   PART I


Item 1.  DESCRIPTION OF BUSINESS

    Tuttle Industries Corp. (the "Company") was incorporated under the laws of the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

    The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement on Form 10-SB and all required reports pursuant to the Securities Exchange Act of 1934. The Company has no full-time employees and owns no real estate or personal property.

    In November 2002, the Company voluntarily filed a registration statement on Form 10-SB in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock shares may thereby be quoted on the OTC Bulletin Board. As a result of filing the registration statement, the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act.

    The Company is a "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

    The Company is in the development stage and currently has no full-time employees. Helen Pan is the Company's sole officer, director, and the sole shareholder. Ms. Pan has agreed to allocate a limited portion of her time to the activities of the Company. Ms. Pan estimates that the business plan of the Company can be implemented by devoting approximately 10 to 25 hours per month but such figure cannot be stated with precision.

    To date the Company has not identified any business opportunity that it plans to pursue and has not entered into any agreement with any business or company regarding the possibility of a merger or acquisition between the Company and such other company. See Item 6. "Management's Discussion and Analysis or Plan of Operations."


Item 2.    DESCRIPTION OF PROPERTY

    The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at the office of its president. The Company pays no rent or other fees for the use of this office spaces. The president of the Company has agreed to continue this arrangement until the Company completes a business combination.


Item 3.    LEGAL PROCEEDINGS

    The Company is not a party to nor is it aware of any existing, pending or threatened lawsuits or other legal actions.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended June 30, 2003.


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) MARKET PRICE. There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop, or if developed, will be sustained.

    The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Therefore, management will not undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

    (b) OPTIONS, WARRANTS, ETC. There are no outstanding options or warrants to purchase, nor any securities convertible into, the Company's common shares. Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that the Company has agreed to register under the Securities Act for sale by security holders. Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

    (c) HOLDERS. There is one (1) holder of the Company's common stock. The issued and outstanding shares of the Company's common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

    (d) DIVIDENDS. The Company has not paid any dividends to date, and has no plans to do so in the foreseeable future.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forwarding-looking Statements

    Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

General

    The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

Search for Business Opportunities

    The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholder.

    The Company's officer and director intends to contact a number of registered broker-dealers to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. Business opportunities may also come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company may retain the professional services of a registered broker-dealer, who is expected to participate all the important parts of securities transactions of the Company.

    In the event of a successful acquisition or merger, the Company may pay a finder's fee, in the form of cash or common stock in the merged entity retained by the Company, to persons instrumental in facilitating the transaction. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions. Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, as the Company has no cash assets with which to pay such obligation. The registered broker-dealers will be compensated solely in accordance with the NASD regulations. No fees of any kind will be paid to the promoter and management of the Company or to its associates or affiliates by the Company.

    The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

    The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

    Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

    Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

    The Company is subject to the reporting requirements of the Exchange Act. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished with 75 days following the effective date of a business combination.

Acquisition of a Business Opportunity

    In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. There are currently no arrangements that would result in a change of control of the Company.

    It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities.

    While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free.

    With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholder at such time.

    The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

Investment Company Act of 1940

    Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be primarily engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Liquidity and Capital Resources

    As of June 30, 2003, the Company had no cash and no other assets. For the period from August 23, 2002 (inception) to June 30, 2003, the Company had no revenue, and it had net losses of $4,800.

    The Company incurs expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. Because the Company has no capital with which to pay these anticipated expenses, Helen Pan, the sole shareholder of the Company, has agreed that she will, on behalf of the Company, pay all expenses of the Company with her personal funds as they may be incurred with her personal funds until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses.

    The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or her affiliates or associates.

RISK FACTORS

    The Company's business is subject to numerous risk factors, including the following:

    NO OPERATING HISTORY, NO ASSETS, AND NO SOURCE OF REVENUE. The Company has had no operating history nor any revenues or earnings from operations. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

    POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY.   To date the Company
has not made attempts to identify, negotiate or consummate a merger with, or acquisition of, a private company, and there is no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity, and the Company has not identified any particular industry or specific business within an industry for evaluation by the Company. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a merger or acquisition candidate to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

    ONLY ONE DIRECTOR AND OFFICER. Because management consists of only one person, while seeking a business combination, Helen Pan, the president of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Ms. Pan anticipates devoting only a limited amount of time per month to the business of the Company. She has not entered into a written employment agreement with the Company and she is not expected to do so. The loss of the services of Ms. Pan would adversely affect development of the Company's business and its likelihood of continuing operations.

    CONFLICTS OF INTEREST. Certain conflicts of interest exist between the Company and Helen Pan, the Company's sole officer and director. Ms. Pan has other business interests to which she currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through her exercise of judgment in a manner which is consistent with fiduciary duties to the Company. Ms. Pan may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are is involved in the management of any company with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

    REGULATIONS OF PENNY STOCKS. The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the NASD's OTC Bulletin Board or the "Pink Sheets"), the rules would apply to the Company and to its securities.

    The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

    Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through rearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

    LACK OF MARKET RESEARCH. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event a business opportunity is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

    COMPETITION. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public "blank check" companies, some of which may also have funds available for use by an acquisition candidate.

    NEED FOR AUDITED FINANCIAL STATEMENTS. The Exchange Act specifically requires that any merger or acquisition candidates comply with all applicable reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Merger or acquisition candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain the required audited financial statements would not considered by the Company to be appropriate for merger or acquisition so long as the reporting requirements of the Exchange Act are applicable. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.

    PROBABLE CHANGE IN CONTROL AND MANAGEMENT. In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock she owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of her participation in the future affairs of the Company.

     NO PUBLIC MARKET EXISTS. There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Moreover, many lending institutions will not permit the use of such securities as collateral for any loans.

     RULE 144 SALES. All of the presently outstanding shares of the Company's common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144. However, it is the position of the Commission that securities issued by a blank check company cannot be resold under Rule 144, regardless of technical compliance with that rule, but must be registered under the Securities Act. Accordingly, none of the shares held by the present shareholder of the Company may be resold under Rule 144, but may only be sold pursuant to an effective registration statement under the Securities Act. A sale pursuant to subsequent registration statement of common stock of the present shareholder may have a depressive effect upon the price of the common stock in any market that may develop.

    BLUE SKY RESTRICTIONS. Transferability of the shares of the Company's common stock is very limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of "blank check" companies such as the Company within that state. Moreover, many states, while not specifically prohibiting or restricting "blank check" companies, would not register the securities of the Company for sale or resale in their states. The Company has no plan to register any securities of the Company with any state. To ensure that any state laws are not violated through the resale of the securities of the Company, the Company will refuse to register the transfer of any securities of the Company, to residents of any state, which prohibit such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for the Company's securities will develop in any state until subsequent to consummation of a business combination, if at all.

    ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY. The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face the significant additional risks associated with doing business in that country.
In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

    TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


Item 7.    FINANCIAL STATEMENTS


                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)

             Audited Financial Statements as of June 30, 2003 and for the
              Period from August 23, 2002 (Inception) to June 30, 2003


INDEPENDENT AUDITOR'S AUDIT REPORT..................................    F-1

FINANCIAL STATEMENTS

  Balance Sheet as of June 30, 2003.................................     F-2
  Statements of Operations for the Period from August 23, 2002
   (Inception) to June 30, 2003.....................................     F-3
  Statements of Changes in Stockholder's Equity for the Period
   from August 23, 2002 (Inception) to June 30, 2003................     F-4
  Statements of Cash Flows for the Period from
   August 23, 2002 (Inception) to June 30, 2003.....................     F-5

NOTES TO FINANCIAL STATEMENTS.......................................     F-6




Stan. J. H. Lee, CPA
a member firm of DMHD Hamilton Clark & Co.              Tel: (760) 612-1269
2182 Lemoine Ave., Suite 200                            Fax: (815) 846-7550
Fort Lee, NJ 07024                               E-mail: stanL@dmhdxcpa.com


                       INDEPENDENT AUDITOR'S AUDIT REPORT

Board of Directors and Stockholders
Tuttle Industries Corp.
East Haven, Connecticut

    I have audited the accompanying balance sheet of Tuttle Industries Corp. (the "Company"), a development stage company, as of June 30, 2003 and the related statements of operations, changes in stockholder's equity (deficiency) and cash flows for the period from August 23, 2002 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

    I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

    In my opinion, the financial statements referred to above present fairly in all material respects the financial position of Tuttle Industries Corp.
(a development stage company) as of June 30, 2003 and the results of its operations and its cash flows for the period from August 23, 2002 (inception) through June 30, 2003 in conformity with generally accepted accounting principles in the United States of America.

   The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company is in the Development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations which raises substantial doubt that the Company will be able to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Stan J. H. Lee, CPA
-------------------------
Stan J. H. Lee, CPA
License # CC 23007

September 4th, 2003
Fort Lee, New Jersey



                               TUTTLE INDUSTRIES CORP.
                            (A Development Stage Company)


                                   BALANCE SHEET
                                As of June 30, 2003


                                      ASSETS

CURRENT ASSETS.................................................    $       0

OTHER ASSETS...................................................            0
                                                                   ---------
     TOTAL ASSETS..............................................    $       0
                                                                   =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES............................................     $      0
                                                                   ---------
TOTAL LIABILITIES..............................................            0
                                                                   ---------

STOCKHOLDERS' EQUITY

  Common stock, $0.0001 par value; 80,000,000 shares
    authorized; 5,000,000 shares issued and outstanding........         500

  Preferred stock, $0.0001 par value; 10,000,000 shares
   authorized, zero shares issued and outstanding..............           0

  Additional paid-in capital...................................       4,300

  Accumulated deficit during development stage.................     (4,800)
                                                                  ---------
   TOTAL STOCKHOLDERS' EQUITY..................................           0
                                                                  ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $      0
                                                                  =========


          The accompanying notes to financial statements are an integral part of these statements




                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS

                     For the Period From August 23, 2002
                        (Inception) to June 30, 2003


INCOME...........................................................  $      0

OPERATING EXPENSES:
   General and administrative expenses...........................     4,300
   Organization expense..........................................       500
                                                                   --------
      Total operating costs and expenses.........................     4,800
                                                                   --------
Income (loss) Before Tax Provision...............................   (4,800)

Provision for income taxes.......................................         0
                                                                   --------
NET LOSS.........................................................  $(4,800)
                                                                   ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....................    5,000,000
                                                                  =========

NET LOSS PER COMMON SHARE.....................................    $  (.001)
                                                                  =========






        The accompanying notes to financial statements are an integral part of these statements







                              TUTTLE INDUSTRIES CORP.
                            (A Development Stage Company)


            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
         For the Period From August 23, 2002 (inception) to June 30, 2003



                                                                                   Total
                              Common Stock        Additional       Accumulated  Stockholders'
                          Shares      Amount   Paid-in Capital        Deficit      Equity
                    --------------  ---------   ----------------  -------------  ------------
Balance,
 At August 23, 2002      --             --             --               --           --

Issuance of Common
 Stocks for services
 on 8/23/2002         5,000,000      $  500        $ 4,300               --         $ 4,800

Net Loss                 --              --            --           $ (4,800)       (4,800)

Balance
 At June 30, 2003    5,000,000        $ 500         $ 4,300          $(4,800)        $    0
                     ==========       ======        ========        =========       ========


 The accompanying notes to financial statements are an  integral part of these statements.






                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)


                              STATEMENT OF CASH FLOWS

        For the Period from August 23, 2002 (Inception) to June 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss......................................................... $  (4,800)
   Adjustment to reconcile net loss to net cash
     provided by operating activities..............................          0
                                                                    ----------
       Net cash used in operating activities.......................    (4,800)
                                                                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Net cash provided by investing activities...................         0
                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for service.............................       500
  Additional paid-in capital.......................................     4,300
                                                                    ---------
       Net cash provided by financing activities...................     4,800
                                                                    ---------

NET INCREASE (DECREASE)............................................  $      0
                                                                    ---------

CASH, beginning of period..........................................         0
                                                                    ---------
CASH, end of period................................................  $      0
                                                                    =========


               The accompanying notes to financial statements are an
                       integral part of these statements.





                             TUTTLE INDUSTRIES CORP.
                         (A Development Stage Company)

                          Notes to Financial Statements
                                 June 30, 2003

NOTE 1.  GOING CONCERN CONSIDERATION

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. The Company is in the development stage and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

      The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

NOTE 2.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. Organization and Business Operations

     Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At June 30, 2003, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and other filings pursuant to the Securities Exchange Act of 1934 with the U.S. Securities and Exchange Commission.

     The year-end of the Company is June 30 for both book and tax purposes.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

 B.  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

 C. Start-Up Costs

    The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

 D. Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 E. Income Taxes

    The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended October 31, 2002.

 F. Basic and diluted net loss per share

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At June 30, 2003 there were no dilutive convertible shares, stock options or warrants.

 G. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS Nos. 141 and 142 changed the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. As we had no recorded goodwill, these pronouncements had no impact on us. Any future acquisitions will be accounted for in accordance with the new standards.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on our financial condition, results of operations, and cash flows.

    In July 2001, the FASB issued SFAS No. 144, "Accounting for the
    Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principles Board Opinion No. 30, "Reporting the Effect of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value, less cost to sell.
    SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and its provisions are expected to be applied prospectively. The application of this statement is not expected to have a material impact on our financial condition, results of operations, and cash flows.

    In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and eliminates extraordinary gain and loss treatment for the early extinguishment of debt. This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The application of this statement is not expected to have a material impact on our financial condition, results of operations, and cash flows.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The application of this statement is not expected to have a material impact on our financial condition, results of operations, and cash flows.

    In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement
    No. 123, "Accounting for Stock-Based Compensation". In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The application of this statement is not expected to have a material impact on our financial condition, results of operations, and cash flows.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company currently has no derivatives or hedging instruments.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The application of this statement is not expected to have a material impact on our financial condition, results of operations, and cash flows.

NOTE 3 - STOCKHOLDER'S EQUITY

    A. Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2003, no preferred stock has been issued.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

    The Company's sole officer/director is also the sole shareholder of the Company.

    All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to additional paid-in capital.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has not changed accountants since its formation and there are no disagreements with accountants on accounting or financial disclosure matters.


Item 8A.  CONTROLS AND PROCEDURES

   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the ompany's management, including the Company's President (principal executive officer and financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's president concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


    The Company has one director and executive officer as set forth below:

          Name            Age               Position
----------------------  -------   ---------------------------------------
      Helen Pan           46       President, Secretary & Director

    The director named above will serve until the next annual meeting of the Company's stockholders or until his successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

    There are no agreements or understandings for the Company's sole officer or director to resign at the request of another person, and the above-named officer and director is neither acting on behalf of, nor will act at the direction of, any other person.

    Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which she has served as such, and the business experience during at least the last five years:

    Helen Pan has served as president, secretary and director of the Company since its inception, and will serve on the board until the next annual meeting of shareholders or until a successor is elected. Since October 1993, Ms. Pan, as the founder, has been the president of Japanese Noodle House, a Japanese restaurant located in New Haven, Connecticut. From 1997 to present, Ms. Pan has been the owner and president of Pan's Package Store, a liquor store in New Haven, Connecticut. From 1997 to the present, Ms. Pan is the president and secretary of United Asia International, Inc., an import/export company that Ms. Pan founded in September 1997, and this company has been inactive since then.

    During the past five years, no present or former directors, executive officers or persons nominated to become a director or an executive officer of the Company: (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

    The Company's management and promoter has never been involved in any blank check or blind pool offerings.

Section 16(a) Beneficial Ownership and Reporting Compliance

    Section 16(a) of the Exchange Act, as amended, requires the officer and director of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the company believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2003.


Item 10.  EXECUTIVE COMPENSATION

    The Company's sole officer and director does not receive any compensation for her services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. The Company has no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of directors, officers, or other employees.

    The sole officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of her efforts to implement the Company's business plan outlined herein.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of September 7, 2003, there are 5,000,000 shares of the Company's common stock, par value $.0001 per share, issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director and executive officer of the Company; and (iii) by all executive officer and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

  Name and Address           Amount of Beneficial       Percentage
  Beneficial Owner               Ownership               of Class
---------------------------  --------------------    ----------------
Helen Pan                         5,000,000               100%
213 D Thompson Street
East Haven, CT 06512

All officers and directors        5,000,000               100%
As a group (1 person)
----------------------------------------------------------------------


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On August 23, 2002 (inception), the Company issued 5,00,000 restricted shares of its common stock to Helen Pan, the Company's sole officer and the director, for her services and expenses in incorporating the Company valued at $500.

    The Company currently uses the offices of the Company's sole officer and director as its mailing address, for which the Company pays no rent, and for which Ms. Pan has agreed to continue this arrangement until the Company completes a business combination.

    It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital, the Company's sole officer, director and shareholder has agreed that she will, on behalf of the Company, pay all of the ongoing expenses of the Company as they may be incurred with her personal funds until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses.

    The Company did not and will not enter into any transactions with any business with which its officer or director are affiliated. No officer, director, promoter, or affiliates of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

    Management of the Company is not currently affiliated or associated, directly or indirectly, with other blank check companies. Accordingly, there is no company with which management of the Company is affiliated that either competes with or would have a conflict of interest with this Company.

    Other than described above, there have been no transactions that are required to be disclosed pursuant to Item 404 of Regulation S-B.


Item 13.   Exhibits and Reports on Form 8-K


 Exhibit Number                    Description
 ---------------   -------------------------------------------------
    3.1*           Certificate of Incorporation
    3.2*           Bylaws
   99.1**          Certification Pursuant to Section 302 of the Sarbanes -
                   Oxley Act of 2002
   99.2**          Certification Pursuant to Section 906 of the Sarbanes -
                   Oxley Act of 2002 (18 U.S.C. Section 1350).

* Filed as an exhibit to the Registration Statement on Form 10-SB as of November 2, 2002, incorporated herein by this reference.

**   Filed herewith.


Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) Audit Fees

     The aggregate fees billed for the period from August 23, 2002 (inception) to June 30, 2003 for professional services rendered by the principal accountant for the Company's audit of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,000, Stan J. H. Lee, CPA.

 (2) Audit-Related Fees

     The aggregate fees billed for the period from August 23, 2002 (inception) to June 30, 2003 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph was $nil, Stan J. H. Lee, CPA.

 (3) Tax Fees

     The aggregate fees billed for the period from August 23, 2002 (inception) to June 30, 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $nil, Stan J. H. Lee, CPA.

 (4) All Other Fees

     The aggregate fees billed for the period from August 23, 2002 (inception) to June 30, 2003 for the products and services provided by the principal accountant, other than the services reported in paragraphs (1),
(2), and (3) was $nil, Stan J. H. Lee, CPA.

 (5) The Company's board of directors' pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

 (6) The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.


                                SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tuttle Industries Corp.



By: /s/ Helen Pan
----------------------------------------------
 Helen Pan, President, Secretary, and Director

Date:  September 8, 2003