Form 10QSB
period 2003-09-30
TUTTLE INDUSTRIES CORP
filed 2003-11-10
CIK 1182665

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ________ to _____________

                 Commission file number:            000-50110
                                          --------------------------------

                            TUTTLE INDUSTRIES CORP.
--------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter

              Delaware                              11-3649089
------------------------------------    -----------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization

             213 D Thompson Street, East Haven, Connecticut 06512
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                               (203) 469-6112
                     -------------------------------------
                         (Issuer's telephone number)

                                    N/A
---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes [X]  No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of November 7, 2003

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]




                     PART I.   FINANCIAL INFORMATION


 Item 1.    FINANCIAL STATEMENTS


                               TUTTLE INDUSTRIES CORP.
                            (A Development Stage Company)

                                  BALANCE SHEETS


                                      ASSETS


                                             Sept. 30, 2003  June 30, 2003
                                                ----------   -------------

CURRENT ASSETS ...............................     $     0        $     0
OTHER ASSETS .................................           0              0
                                                  --------       --------
TOTAL ASSETS .................................     $     0        $     0
                                                  ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES...........................      $    0       $      0
                                                  --------       ---------
TOTAL LIABILITIES ............................           0              0
                                                  --------       ---------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued
  and outstanding.............................         500            500

  Preferred stock, $.0001 par value, 20,000,000
  shares authorized, none share issued
  and outstanding.............................           0              0

  Additional paid-in capital..................       4,600          4,300

Deficit accumulated during development stage..     (5,100)        (4,800)
                                                  --------       --------
   TOTAL STOCKHOLDERS' EQUITY.................           0              0
                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....    $      0       $      0
                                                  ========       ========



The accompanying notes are an integral part of these financial statements




                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS



                                            Three Months Ended Sept. 30
                                           ----------------------------
                                               2003            2002
                                           ------------   -------------


REVENUES.................................      $       0      $       0
                                              ----------      ---------
OPERATING EXPENSES
  General and Administrative Expenses....            300          3,500
  Organization Expenses..................              0            500
                                              ----------      ---------
   TOTAL OPERATING EXPENSES..............            300          4,000

INCOME (LOSS) BEFORE TAX PROVISION.......          (300)        (4,000)
                                              ----------      ---------

PROVISION FOR INCOME TAXES...............              0              0

NET LOSS.................................       $    300       $  4,000
                                               =========      =========

Weighted Average Common Shares Outstanding     5,000,000      5,000,000
                                               =========      =========

Net Loss Per Common Share................     ($. 00006)       ($.0008)
                                              ==========      =========


The accompanying notes are an integral part of these financial statements






                            TUTTLE INDUSTRIES CORP.
                         (A Development Stage Company)


                           STATEMENTS OF CASH FLOWS


                                            Three Months Ended Sept. 30
                                            ---------------------------
                                                 2003         2002
                                             -------------  ------------

Cash Flows from Operating Activities:
  Net Loss .................................     $   (300)    $  (4,000)
   Adjustment to reconcile net loss to
    Net cash used in operational activities              0             0
                                                 ---------    ----------
  Net cash used in operating activities.....             0             0
                                                 ---------    ----------

Cash Flows from Investing Activities........             0             0
                                                 ---------    -----------
Cash Flows from Financing Activities:
  Issuance of common stock for services.....             0           500
  Additional paid-in capital................           300         3,500
                                                 ---------     ---------
  Net cash provided by financing activities.           300         4,000

Net Increase (Decrease)......................     $      0      $      0
                                                 ---------     ---------

Cash, Beginning of period ...................     $      0      $      0
                                                 =========     =========
Cash, End of period..........................     $      0      $      0
                                                 =========     =========


The accompanying notes are an integral part of these financial statements




                          TUTTLE INDUSTRIES CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2002

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. As of September 30, 2003, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and the filings of the periodic reports with the U.S. Securities and Exchange Commission.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results for any future period.

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

2. SHAREHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2003, no preferred stock has been issued.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company was formed as a blank check company on August 23, 2002 for the purpose of seeking to complete a merger or business acquisition transaction. Since inception the Company has conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement on Form 10-SB and the filings of periodic reports with the Securities and Exchange Commission.

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

For the three months ended September 30, 2003, the Company had no revenue, and it had net losses of $300. The Company has no full time employees and owns no real estate or personal property.

The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Liquidity and Capital Resources

The Company is a development stage company with no assets, and since inception the Company has experienced operating losses of $4,800.

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


Item 3.  CONTROLS AND PROCEDURES

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


                     PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS: N/A.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:  N/A.

Item 3.  DEFAULTS UPON SENIOR SECURITIES:  N/A.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  N/A.

Item 5.  OTHER INFORMATION:  N/A.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       Exhibit 31: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 31: Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

   (b) Reports on Form 8-K

       No reports on Form 8-K were required to be filed for the period covered by this Form 10-QSB.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tuttle Industries Corp.


By:  /s/ Helen Pan
-------------------------
Helen Pan, President
(Principal Executive Officer and
Principal Financial Officer)

Date:  November 9, 2003