Form 10QSB
period 2003-12-31
TUTTLE INDUSTRIES CORP
filed 2004-02-12
CIK 1182665

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2003

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

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of February 10, 2004

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]




                     PART I.   FINANCIAL INFORMATION


 Item 1.    FINANCIAL STATEMENTS


                               TUTTLE INDUSTRIES CORP.
                            (A Development Stage Company)

                                  BALANCE SHEETS


                                      ASSETS


                                               Dec. 31, 2003  June 30, 2003
                                                 (Unaudited)   (Audited)
                                                ----------   -------------

CURRENT ASSETS ...............................     $     -        $     -
OTHER ASSETS .................................           -              -
                                                  --------       --------
TOTAL ASSETS .................................     $     -        $     -
                                                  ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES...........................      $    -       $      -
                                                  --------       --------
TOTAL LIABILITIES ............................           -              -
                                                  --------       --------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued
  and outstanding.............................         500            500

  Preferred stock, $.0001 par value, 20,000,000
  shares authorized, none share issued
  and outstanding.............................           -              -

  Additional paid-in capital..................       5,150          4,300

Deficit accumulated during development stage..     (5,650)        (4,800)
                                                  --------       --------
   TOTAL STOCKHOLDERS' EQUITY.................           -              -
                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....    $      -       $      -
                                                  ========       ========



   The accompanying notes are an integral part of these financial statements




                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                              Three Months                     For the Period
                                              Ended Dec. 31      Six Months    from August 23,
                                            -------------------  Ended Dec. 31 2002 to Dec. 31
                                             2003        2002         2003          2002
                                            --------  ---------  ------------  -------------

REVENUES.................................   $     -    $      -    $      -      $      -
                                            --------   --------    -----------  ---------
OPERATING EXPENSES
  General and Administrative Expenses....       550         200          850        3,700
  Organization Expenses..................         -           -            -          500
                                            -------    --------    ----------    --------
   TOTAL OPERATING EXPENSES..............       550         200          850        4,200

INCOME (LOSS) BEFORE TAX PROVISION.......     (550)       (200)        (850)      (4,200)
                                            -------    --------    ----------    --------

PROVISION FOR INCOME TAXES...............         -           -            -            -

NET LOSS.................................   $ (550)    $  (200)     $  (850)   $  (4,200)
                                            ========   ========    =========   ==========

Weighted Average Common Shares Outstanding 5,000,000   5,000,000   5,000,000    5,000,000
                                           =========   =========   =========   ==========

Net Loss Per Common Share................    $(. 00)      $(.00)      $(.00)      $ (.00)
                                           =========   =========   =========   ==========


        The accompanying notes are an integral part of these financial statements





                            TUTTLE INDUSTRIES CORP.
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                               Six Months          For the Period
                                              Ended Dec. 31      From August 23, 2002
                                                  2003        (Inception) to Dec 31,2002
                                             -------------   ---------------------------
Cash Flows from Operating Activities:
  Net Loss .................................     $   (850)            $   (4,200)
   Adjustment to reconcile net loss to
    Net cash used in operational activities              -                      -
                                                 ---------            -----------
  Net cash used in operating activities.....             -                      -
                                                 ---------            -----------

Cash Flows from Investing Activities........             -                      -
                                                 ---------            -----------
Cash Flows from Financing Activities:
  Issuance of common stock for services.....             -                    500
  Additional paid-in capital................           850                  3,700
                                                 ---------             ----------
  Net cash provided by financing activities.           850                  4,200

Net Increase (Decrease)......................     $      -              $       -
                                                 ---------             ----------

Cash, Beginning of period ...................     $      -              $      -
                                                 =========             ==========
Cash, End of period..........................     $      -              $      -
                                                 =========             ==========


     The accompanying notes are an integral part of these financial statements





                            TUTTLE INDUSTRIES CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 31, 2003

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. As of December 31, 2003, the Company has not entered into any agreement with any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results for any future period.

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

2. SHAREHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2003, no preferred stock has been issued.

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

For the three months ended December 31, 2003, the Company had no revenue, and it had expenses of $550. The Company has no full time employees and owns no real estate or personal property.

The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Liquidity and Capital Resources

The Company is a development stage company with no assets, and since inception the Company has experienced operating losses of $5,650.

The Company will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. Because the Company has no capital with which to pay these anticipated expenses, the sole shareholder of the Company has agreed to, on behalf of the Company, pay all expenses of the Company as they may be incurred with her personal funds until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses.


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

Date:  February 11, 2004