Form 10QSB
period 2004-03-31
TUTTLE INDUSTRIES CORP
filed 2004-07-30
CIK 1182665

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ____________ to ____________

                               000-50110
--------------------------------------------------------------------------
                          Commission File Number

                          TUTTLE INDUSTRIES CORP.
--------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

               Delaware                       11-3649089
 -------------------------------------------------------------------------
 (State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

                   213 D Thompson Street, East Haven, CT 06512
---------------------------------------------------------------------------
                     (Address of principal executive offices)

                              (203) 469-6112
---------------------------------------------------------------------------
                       (Issuer's telephone number)

                                   N/A
---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of July 30, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]





Item 1.  FINANCIAL STATEMENTS


                           TUTTLE INDUSTRIES COR.
                       (A Development Stage Company)

                              BALANCE SHEETS
                                (Unaudited)


                                   ASSETS

                                              March 30      June 30
                                                2004          2003
                                            ------------  -------------

Current Assets........................      $         -   $          -
                                            -----------   -------------
Total Other Assets ...................                -              -
                                            -----------   -------------
Total Assets..........................      $         -   $          -
                                            ===========   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities...................      $         -   $          -
                                            -----------   -------------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value,
  20,000,000 Shares authorized,
  No Share Issued and Outstanding.....                -              -

 Common Stock, $.0001 Par Value,
  80,000,000 Shares
  authorized, 5,000,000 Shares Issued
  and Outstanding.....................               500            500

Contributed Capital...................             5,400          4,300

Deficit Accumulated During Development Stage     (5,900)        (4,800)
                                             -----------    ------------
  Total Stockholders' Equity..........                 -              -
                                             -----------    ------------
Total Liabilities and Stockholders' Equity    $        -     $        -
                                             ===========    ============



The accompanying notes are an integral part of these financial statements.





                          TULLE INDUSTRIES CORP.
                      (A Development Stage Company)


                         STATEMENT OF OPERATIONS
                                (Unaudited)


                                       Three Months         Nine Months
                                       Ended March 30      Ended March 30
                                     ------------------   ----------------
                                       2004     2003        2004    2003
                                     --------- --------   -------- -------

REVENUE......................        $      -  $      -    $     -  $    -
                                     --------  --------    -------- -------
EXPENSES
 Administrative and general expenses      250       300       1,100  4,000
 Organization costs..........               -         -           -    500
                                     --------  --------    --------  ------
TOTAL EXPENSES...............             250       300       1,100  4,500
                                     --------  --------    --------  ------

NET LOSS.....................         $ (250)  $  (300)   $ (1,100) $(4,500)
                                     ========  ========   ========= ========

Net Loss Per Share
  - Basic and Diluted........         $ 0.00   $  0.00     $   0.00  $ 0.00
                                     ========  ========   =========  =======

Weighted Average Number of Common
  Shares Outstanding.........      5,000,000  5,000,000   5,000,000 5,000,000
                                   =========  =========   ========= ========



The accompanying notes are an integral part of these financial statements.



                         TUTTLE INDUSTRIES CORP.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
            For the Nine Months Ended March 30, 2004 and 2003
                               (Unaudited)


                                                 2004            2003
                                            ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss...............................     $   (1,100)      $  (4,500)
 Adjustment to reconcile net loss to
  net cash provided by operational activities          -               -
                                             -----------   --------------
Net cash used by operating activities...         (1,100)         (4,500)

CASH FLOWS FROM INVESTING ACTIVITIES....               -               -
                                             -----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock...............               -             500
 Contributed capital....................           1,100           4,000
                                             -----------    -------------
Net cash provided by financing activities          1,100           4,500
                                             -----------    -------------

NET INCREASE (DECREASE).................      $        -    $          -
                                             ===========    =============

Cash, Beginning of period...............      $        -    $          -
                                             ===========    =============
Cash, End of period.....................      $        -    $          -
                                             ===========    =============




The accompanying notes are an integral part of these financial statements






                         TUTTLE INDUSTRIES CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 2004


1.  Basis of Presentation.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended June 30, 2004 are not necessarily indicative of the results for any future period.

2.  Organization and Business Operations

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At March 30, 2004, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and other filings pursuant to the Securities Exchange Act of 1934 with the U.S. Securities and Exchange Commission.

The year-end of the Company is June 30 for both book and tax purposes.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

3.  Shareholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, no preferred stock has been issued.

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

4.  Related Party Transactions

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. To date, the Company has not entered into agreement with any specific business or company for a business combination. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Results of Operation

For the three months ended March 31, 2004, we had conducted no business, and we had not generated any revenue from operations. We incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At March 31, 2004, we had no cash and cash equivalents. All the expenses incurred by the Company in the three months ended March 31, 2004, approximately $250, were paid by our controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment. There is no minimum or maximum amount the controlling shareholder will pay on behalf of the Company. We have no current plans to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.


ITEM  3.   CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

There have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    None



                                 SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TUTTLE INDUSTRIES CORP.


By: /s/ Helen Pan
----------------------
Helen Pan, President


Date:  July 30, 2004