Form 10KSB
period 2004-06-30
TUTTLE INDUSTRIES CORP
filed 2004-07-30
CIK 1182665

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended June 30, 2004

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File No. 000-50110

                           TUTTLE INDUSTRIES CORP.
---------------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

          Delaware                         11-3649089
---------------------------------------------------------------------------
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

 213 D Thompson Street, East Haven, Connecticut              06512
--------------------------------------------------     -------------------
   Address of principal executive offices                    Zip Code

                Issuer's telephone number:  (203) 469-6112
--------------------------------------------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                      Common Stock, $.0001 Par Value
--------------------------------------------------------------------------
                           (Title of Class)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of July 30, 2004: 5,000,000 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]






                             TABLE OF CONTENTS



PART I

ITEM 1.  Description of Business....................................       4
ITEM 2.  Description of Properties..................................       4
ITEM 3.  Legal Proceedings..........................................       5
ITEM 4.  Submission of Matters to a Vote of Security Holders........       5

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters....      5
ITEM 6.  Management's Discussion and Analysis or Plan of Operation...      5
ITEM 7.  Financial Statements........................................     12
ITEM 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................     19
ITEM 8A. Controls and Procedures.....................................     19

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act.     19
ITEM 10. Executive Compensation......................................     20
ITEM 11. Security Ownership of Certain Beneficial Owners and
          Management.................................................     20
ITEM 12. Certain Relationships and Related Transactions..............     21
ITEM 13. Exhibits and Reports on Form 8-K............................     21
ITEM 14. Principal Accounting Fees and Services......................     22

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

The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation and filing of a registration statement on Form 10-SB and filing of all required reports pursuant to the Securities Exchange Act of 1934. The Company has no full-time employees and owns no real estate or personal property.

In November 2002, the Company voluntarily filed a registration statement on Form 10-SB in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended. As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock shares may thereby be quoted on the OTC Bulletin Board. As a result of filing the registration statement, the Company is obligated to file with the Securities and Exchange Commission (the "SEC") certain interim and periodic reports including an annual report containing audited financial statements.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended June 30, 2004.


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICE. There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop, or if developed, will be sustained.

The proposed business activities described herein classify the Company as a "blank check" company. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management will not undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

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

Evaluation of Business Opportunities

In analyzing prospective business opportunities, the Company will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition;
the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to xpand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

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

Investment Company Act of 1940

Although the Company is subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be primarily engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Results of Operation

For the year ended June 30, 2004, we had conducted no business, and we had not generated any revenue from operations. We incurred expenses of $1,350, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At June 30, 2004, the Company had no cash and no other assets.

The Company incurs expenses due to the legal and accounting services required to prepare and file reports with the SEC. Because the Company has no capital with which to pay these anticipated expenses, Helen Pan, the sole shareholder of the Company, has agreed that she will, on behalf of the Company, pay all expenses of the Company with her personal funds as they may be incurred with her personal funds until the Company completes a business combination. Such payments will be made without expectation of repayment.

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

POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY.   To date the Company
has not identified, negotiated or consummated a merger with, or acquisition of, a private company, and there is no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a merger or acquisition candidate to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

ONLY ONE DIRECTOR AND OFFICER. Because management consists of only one person, Helen Pan, the president of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Ms. Pan anticipates devoting only a limited amount of time per month to the business of the Company. She has not entered into a written employment agreement with the Company and she is not expected to do so. The loss of the services of Ms. Pan would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST. Certain conflicts of interest exist between the Company and Helen Pan, the Company's sole officer and director. Ms. Pan has other business interests to which she currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through her exercise of judgment in a manner which is consistent with fiduciary duties to the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are is involved in the management of any company with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serves as officers, directors or partners, or in which they or their family members own or hold any ownership interest. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

REGULATIONS OF PENNY STOCKS. The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the NASD's OTC Bulletin Board or the "Pink Sheets"), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:
(i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and
(iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

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

RULE 144 SALES. All of the presently outstanding shares of the Company's common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144. However, it is the position of the Commission that securities issued by a blank check company cannot be resold under Rule 144, regardless of technical compliance with that rule, but must be registered under the Securities Act. Accordingly, none of the shares held by the present shareholder of the Company may be resold under Rule 144, but may only be sold pursuant to an effective registration statement under the Securities Act. A sale pursuant to subsequent registration statement of common stock of the present shareholder may have a depressive effect upon the price of the common stock in any market that may develop.

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


Item 7.    FINANCIAL STATEMENTS

For the year ended June 30, 2004, the Company was an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.




                           TUTTLE INDUSTRIES CORP.
                        (A Development Stage Company)

                               BALANCE SHEET
                            As of June 30, 2003
                                (Unaudited)


                                  ASSETS

CURRENT ASSETS.....................................       $         -

OTHER ASSETS.......................................                 -
                                                          -----------
TOTAL ASSETS.......................................       $         -
                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES...............................         $        -
                                                           ----------
TOTAL LIABILITIES.................................                  -
                                                           ----------

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value; 80,000,000 shares
 authorized; 5,000,000 shares issued and outstanding              500

Preferred stock, $0.0001 par value; 10,000,000 shares
 authorized, zero shares issued and outstanding....                 -

Additional paid-in capital..........................            5,650

Accumulated deficit during development stage........          (6,150)
                                                            ----------
   TOTAL STOCKHOLDERS' EQUITY.......................                -
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........       $       -
                                                            ==========


The accompanying notes to financial statements are an integral part of these statements





                        TUTTLE INDUSTRIES CORP.
                     (A Development Stage Company)


                        STATEMENT OF OPERATIONS
                               (Unaudited)

                                                 For the Years Ended
                                                       June 30
                                            -----------------------------
                                                2004            2003
                                            ------------   --------------

INCOME.................................     $        -       $        -

OPERATING EXPENSES:
 General and administrative expenses...           1,350            4,300
 Organization expense..................               -              500
                                             ----------      -----------
    Total operating costs and expenses.           1,350            4,800
                                             ----------      -----------
Income (loss) Before Tax Provision.....         (1,350)          (4,800)

NET LOSS...............................      $  (1,350)       $  (4,800)
                                             ==========      ===========


NET LOSS PER COMMON SHARE..............      $    (.00)       $    (.00)
                                             ==========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    5,000,000        5,000,000
                                             ==========      ===========




The accompanying notes to financial statements are an integral part of these statements





                         TUTTLE INDUSTRIES CORP.
                      (A Development Stage Company)


        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                              (Unaudited)


                         Common Stock        Additional       Accumulated   Stockholders'
                      Shares       Amount     Paid-in Capital     Deficit       Equity
                -------------  -----------  --------------- --------------  -------------
Balance, at
August 23, 2002         -             -             -              -               -

Issuance of Common
Stocks for services 5,000,000     $  500        $ 4,300            -          $ 4,800

Net Loss                -              -            -          $ (4,800)      (4,800)

Balance, at
June 30, 2003       5,000,000     $  500        $ 4,300         $(4,800)      $     -
                    =========     ======        =======        =========      =======

Net Loss                -           -               -            (1,350)      (1,350)

Contributed capital     -           -             1,350              -          1,350

Balance
At June 30, 2004    5,000,000     $  500        $ 5,650       $ (6,150)             -
                    =========     ======        =======       =========       ========

 The accompanying notes to financial statements are an integral part of these statements.






                       TUTTLE INDUSTRIES CORP.
                    (A Development Stage Company)


                       STATEMENT OF CASH FLOWS
                             (Unaudited)


                                            For the Years Ended June 30
                                            ----------------------------
                                                2004            2003
                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.............................      $     (1,350)     $   (4,800)
 Adjustment to reconcile net loss to net cash
  provided by operating activities....                  -               -
                                             ------------     -----------
Net cash used in operating activities.            (1,350)         (4,800)
                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities              -               -
                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock for service.                  -             500
Contributed capital..................              1,350           4,300
                                             -----------      -----------
Net cash provided by financing activities          1,350           4,800
                                             -----------      -----------

NET INCREASE (DECREASE)..............         $        -       $        -
                                             -----------      -----------

CASH, beginning of period............                  -                -
                                             -----------      -----------
CASH, end of period..................         $        -       $        -
                                             ===========      ============




     The accompanying notes to financial statements are an integral part of these statements.




                          TUTTLE INDUSTRIES CORP.
                       (A Development Stage Company)

                  Notes to Financial Statements (Unaudited)
                               June 30, 2004


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

NOTE 2.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At June 30, 2004, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and other filings pursuant to the Securities Exchange Act of 1934 with the U.S. Securities and Exchange Commission.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2004.

F. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At June 30, 2004 there were no dilutive convertible shares, stock options or warrants.

NOTE 3 - STOCKHOLDER'S EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2004, no preferred stock has been issued.

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


Item 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President (principal executive officer and principal accounting officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, management concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2004.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company has one director and executive officer as set forth below:

      Name         Age                   Position
--------------   -------   ---------------------------------------
  Helen Pan        47       President, Secretary and Director

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

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the officer and director of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company
to file reports of ownership and changes in ownership with the SEC.   Such
persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the company believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during fiscal 2004.


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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of July 30, 2004, there are 5,000,000 shares of the Company's common stock, par value $.0001 per share, issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director and executive officer of the Company; and (iii) by all executive officer and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

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
As a group (1 person)
----------------------------------------------------------------------


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 23, 2002 (inception), the Company issued 5,000,000 restricted shares of its common stock to Helen Pan, the Company's sole officer and the director, for her services and expenses in incorporating the Company valued at $500.

The Company currently uses the offices of the Company's sole officer and director as its mailing address, for which the Company pays no rent, and for which Ms. Pan has agreed to continue this arrangement until the Company completes a business combination.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital, the Company's sole officer, director and shareholder has agreed that she will, on behalf of the Company, pay all of the ongoing expenses of the Company as they may be incurred with her personal funds until the Company completes a business combination. Such payments will be made without expectation of repayment.


Item 13.  Exhibits and Reports on Form 8-K


Exhibit No.                    Description
----------  ----------------------------------------------------------
 3.1*       Certificate of Incorporation

 3.2*       Bylaws

 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed as an exhibit to the Registration Statement on Form 10-SB as of November 2, 2002, incorporated herein by this reference.


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

For the year ended June 30, 2004, the Company was an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. Accordingly, the Company has not paid any audit fees.

(2) Audit-Related Fees:   None

(3) Tax Fees:    None

(4) All Other Fees:  None

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


Tuttle Industries Corp.



By: /s/ Helen Pan
----------------------------------
Helen Pan, President and Director


Date:  July 30, 2004