Form 10QSB
period 2004-09-30
TUTTLE INDUSTRIES CORP
filed 2004-12-21
CIK 1182665

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of December 9, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]





Item 1.  FINANCIAL STATEMENTS


                              TUTTLE INDUSTRIES COR.
                          (A Development Stage Company)

                                   BALANCE SHEETS
                                    (Unaudited)


                                   ASSETS

                                              Sept 30       June 30
                                                2004          2004
                                            ------------  -------------

Current Assets........................      $         -   $          -
                                            -----------   -------------
Total Other Assets ...................                -              -
                                            -----------   -------------
Total Assets..........................      $         -   $          -
                                            ===========   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities...................      $         -   $          -
                                            -----------   -------------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value,
  20,000,000 Shares authorized,
  No Share Issued and Outstanding.....                -              -

 Common Stock, $.0001 Par Value,
  80,000,000 Shares
  authorized, 5,000,000 Shares Issued
  and Outstanding.....................               500            500

Contributed Capital...................             5,900          5,650

Deficit Accumulated During Development Stage     (6,400)        (6,150)
                                             -----------    ------------
  Total Stockholders' Equity..........                 -              -
                                             -----------    ------------
Total Liabilities and Stockholders' Equity    $        -     $        -
                                             ===========    ============



The accompanying notes are an integral part of these financial statements.




                          TULLE INDUSTRIES CORP.
                      (A Development Stage Company)


                         STATEMENT OF OPERATIONS
                                (Unaudited)


                                            Three Months
                                            Ended Sept. 30
                                     --------------------------
                                        2004            2003
                                      ---------   -------------

REVENUE......................        $      -      $        -
                                     ----------   -------------
EXPENSES
 Administrative and general expenses       250            300
                                     ----------   -------------
TOTAL EXPENSES...............              250            300
                                     ----------   -------------

NET LOSS.....................         $  (250)        $  (300)
                                     ==========    ============

Net Loss Per Share
  - Basic and Diluted........         $  0.00          $  0.00
                                     ==========   =============

Weighted Average Number of Common
  Shares Outstanding.........        5,000,000       5,000,000
                                     ===========  =============



The accompanying notes are an integral part of these financial statements.



                            TUTTLE INDUSTRIES CORP.
                        (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
        For the Three Months Ended September 30, 2004 and 2003
                               (Unaudited)


                                                 2004             2003
                                            ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss...............................     $     (250)        $  (300)
 Adjustment to reconcile net loss to
  net cash provided by operational activities          -               -
                                             -----------   --------------
Net cash used by operating activities...          ( 250)           (300)


CASH FLOWS FROM INVESTING ACTIVITIES....               -              -
                                             -----------   --------------
                                                       -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital....................             250             300
                                             -----------    -------------
Net cash provided by financing activities            250             300


NET INCREASE (DECREASE).................      $        -    $          -
                                             ===========    =============

Cash, Beginning of period...............      $        -    $          -
                                             ===========    =============
Cash, End of period.....................      $        -    $          -
                                             ===========    =============




The accompanying notes are an integral part of these financial statements






                         TUTTLE INDUSTRIES CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             September 30, 2004


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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended September 30, 2004 are not necessarily indicative of the results for any future period.

2.  Organization and Business Operations

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At September 30, 2004, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and other filings pursuant to the Securities Exchange Act of 1934 with the U.S. Securities and Exchange Commission.

The year-end of the Company is June 30 for both book and tax purposes.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

3.  Shareholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock has been issued.

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

Results of Operation

For the three months ended September 30, 2004, we had conducted no business, and we had not generated any revenue from operations. We incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At September 30, 2004, we had no cash and cash equivalents. All the expenses incurred by the Company in the three months ended Sept. 30, 2004, approximately $250, were paid by our controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment. There is no minimum or maximum amount the controlling shareholder will pay on behalf of the Company. We have no current plans to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.


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


TUTTLE INDUSTRIES CORP.


By: /s/ Helen Pan
------------------------
Helen Pan, President


Date:  December 9, 2004