Form 10QSB
period 2004-12-31
TUTTLE INDUSTRIES CORP
filed 2005-02-14
CIK 1182665

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ___________  to _______________

                                       000-50110
-----------------------------------------------------------------------------
                                Commission File Number

                                 TUTTLE INDUSTRIES CORP.
-----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                 Delaware                           11-3649089
-----------------------------------------------------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

12 Nong-Zhan Nan Road, Tongguang Building, Suite 1103, Beijing, China 100026
-----------------------------------------------------------------------------
                      (Address of principal executive offices)

                                  8610-6538-9711
-------------------------------------------------------------------- --------
                           (Issuer's telephone number)

                     213 D Thompson Street, East Haven, CT 06512
-----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]



Item 1.  FINANCIAL STATEMENTS



                              TUTTLE INDUSTRIES COR.
                          (A Development Stage Company)

                                BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS


                                             Sept 30, 2004     June 30, 2004
                                             --------------    -------------

Current Assets.......................         $         -      $           -
                                             --------------    -------------
Total Other Assets ..................                   -                  -
                                             --------------    -------------
Total Assets.........................         $         -      $           -
                                             ==============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities..................         $         -       $          -
                                             --------------    -------------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value,
  20,000,000 Shares authorized,
  no Share Issued and Outstanding...                    -                  -

Common Stock, $.0001 Par Value,
  80,000,000 Shares authorized,
  5,000,000 Shares Issued and Outstanding              500               500

Contributed Capital.................                 6,900             5,650
Deficit Accumulated During Development Stage       (7,400)           (6,150)
                                             -------------    --------------
   Total Stockholders' Equity.......                     -                 -
                                             -------------    --------------
Total Liabilities and Stockholders' Equity    $          -     $           -
                                             =============    ==============



  The accompanying notes are an integral part of these financial statements.






                                TULLE INDUSTRIES CORP.
                            (A Development Stage Company)



                                STATEMENT OF OPERATIONS

          For the Three and Six Months Ended December 31, 2004 and 2003
                                    (Unaudited)


                                               Three Months             Six Months
                                               Ended Dec. 31           Ended Dec. 31,
                                          ------------------------ -----------------------
                                             2004          2003       2004        2003
                                          ----------- ----------- ------------- ----------

REVENUES.............................     $        -   $       -    $        -   $       -
                                          ----------- ------------ ------------ ----------
OPERATING EXPENSES
  General and Administrative Expenses          1,000         550         1,250         850
                                          ----------- ------------ ------------ ----------
    TOTAL OPERATING EXPENSES.........          1,000         550         1,250         850

INCOME (LOSS) BEFORE TAX PROVISION...        (1,000)       (550)       (1,250)       (850)
                                          ----------- ------------ ------------ ----------

PROVISION FOR INCOME TAXES...........              -           -             -           -

NET LOSS.............................     $ (1,000)    $   (550)    $  (1,250)   $   (850)
                                          ==========   ==========  ============ ==========

Weighted Average Common
  Shares Outstanding.................     5,000,000   5,000,000      5,000,000  5,000,000
                                          ==========  ==========     ========== ==========

Net Loss Per Common Share............     $   (.00)    $  (.00)      $   (.00)    $ (.00)
                                          ==========  =========      ========== ==========



           The accompanying notes are an integral part of these financial statements.





                             TUTTLE INDUSTRIES CORP.
                          (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
              For the Six Months Ended December 31, 2004 and 2003
                                 (Unaudited)


                                                      2004          2003
                                                -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss................................       $     (1,250)  $        (850)
 Adjustment to reconcile net loss to
 net cash provided by operational activities                -               -
                                                -------------  --------------
Net cash used by operating activities....             (1,250)           (850)


CASH FLOWS FROM INVESTING ACTIVITIES.....                   -               -
                                                -------------  --------------
                                                            -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital......................               1,250             850
                                                -------------  --------------
Net cash provided by financing activities               1,250             850

NET INCREASE (DECREASE)..................                   -               -
                                                -------------  --------------
Cash, Beginning of period................                   -               -
                                                -------------  --------------
Cash, End of period......................        $          -   $           -
                                                =============  ==============



The accompanying notes are an integral part of these financial statements






                            TUTTLE INDUSTRIES CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              December 31, 2004


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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended December 31, 2004 are not necessarily indicative of the results for any future period.

2.  Organization and Business Operations

Tuttle Industries Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on August 23, 2002 as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At December 31, 2004, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB and other filings pursuant to the Securities Exchange Act of 1934 with the U.S.
Securities and Exchange Commission.

The year-end of the Company is June 30 for both book and tax purposes.

3.  Shareholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value. At December 31, 2004, no preferred stock has been issued.

B.  Common Stock and Additional Paid-In Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as additional paid-in capital.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On December 23, 2004, Helen Pan entered into a Stock Purchase Agreement with Pan, Hsueh-Cheng, pursuant to which Pan, Hsueh-Cheng acquired 100%, or 5,000,000 shares, of the Company's capital stock owned by Helen Pan for $100,000 in cash. As a result, Pan, Hsueh-Cheng now owns 100% of the Company's issued and outstanding shares. As a result of this transaction, Pan, Hsueh-Cheng was selected as the Company's Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer.

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

Results of Operation

For the three months ended December 31, 2004, the Company conducted no business operations, and it did not generate any revenue. During the period, the Company incurred expenses of $1,000, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At December 31, 2004, the Company had no cash and cash equivalents. All the expenses incurred by the Company in the three months ended December 31, 2004, approximately $1,000, were paid by our sole shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment. There is no minimum or maximum amount the controlling shareholder will pay on behalf of the Company. We have no current plans to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On December 23, 2004, the Company filed a Current Report on Form 8-K to report the change in control of registrant.



                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TUTTLE INDUSTRIES CORP.


By: /s/ Pan, Hsueh-Cheng
--------------------------
Pan, Hsueh-Cheng
Chief Executive Officer

Date:  February 15, 2005